Form 10-K
period 2006-12-31
MASTR Asset Backed Securities Trust 2006-AM1
filed 2007-04-02
CIK 1353549

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-124678-20

       MASTR Asset Backed Securities Trust 2006-AM1
       (exact name of issuing entity as specified in its charter)

       Mortgage Asset Securitization Transactions, Inc. (depositor) (exact name of the registrant as specified in its charter)

       Ocwen Mortgage Asset Trust I
       (exact name of the sponsor as specified in its charter)


  Delaware                                          06-1204982
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)



   1285 Avenue of the Americas
   New York, NY                                10019
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 713-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Not Applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

         Not Applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not Applicable.


  Item 1A.  Risk Factors.

            Not Applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            Not Applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not Applicable.




                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not Applicable.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.


  Item 9A. Controls and Procedures.

             Not Applicable.


  Item 9A(T). Controls and Procedures.

            Not Applicable.


  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

             Not Applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.





        ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

             None.


  Item 1117 of Regulation AB, Legal Proceedings.

             None.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            None.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under
            Item 15.

            The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessment of compiance:

           The 1122 statements for First American Real Estate Solutions of Texas, L.P. (as Sub-Contractor for Ocwen Loan Servicing, LLC) has disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


             Servicer compliance statements are attached hereto under Item 15.





                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

    (4) The Pooling and Servicing Agreement dated as of February 1, 2006 among Mortgage Asset Securitization Transactions, Inc., as depositor, Ocwen Loan Servicing, LLC as servicer, Wells Fargo Bank, N.A., as master servicer and trust administrator, and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 4, 2006).

    (10) Incorporated by reference as Exhibit (4).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F1>
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen Loan Servicing, LLC <F1>
      d) Ocwen Loan Servicing, LLC, as Servicer <F1>
      e) Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Trust Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F1>
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen Loan Servicing, LLC <F1>
      d) Ocwen Loan Servicing, LLC, as Servicer <F1>
      e) Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Trust Administrator <F1>


     (35) Servicer compliance statement.


      a) Ocwen Loan Servicing, LLC, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trust Administrator <F1>


   (b) Exhibits identified in paragraph (a) above.

   (c) Not Applicable.


  <F1> Filed herewith.







                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    MASTR Asset Backed Securities Trust 2006-AM1
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Melissa Loiselle
    Melissa Loiselle, Vice President

    Date:  March 30, 2007




  Exhibit Index

  Exhibit No.

    (4) The Pooling and Servicing Agreement dated as of February 1, 2006 among Mortgage Asset Securitization Transactions, Inc., as depositor, Ocwen Loan Servicing, LLC as servicer, Wells Fargo Bank, N.A., as master servicer and trust administrator, and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 4, 2006).

    (10) Incorporated by reference as Exhibit (4).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
      b) Deutsche Bank National Trust Company, as Custodian
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen Loan Servicing, LLC
      d) Ocwen Loan Servicing, LLC, as Servicer
      e) Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Trust Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
      b) Deutsche Bank National Trust Company, as Custodian
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen Loan Servicing, LLC
      d) Ocwen Loan Servicing, LLC, as Servicer
      e) Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Trust Administrator


     (35) Servicer compliance statement.



      a) Ocwen Loan Servicing, LLC, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Trust Administrator






  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Melissa Loiselle, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Mastr Asset Backed Securities Trust 2006-AM1 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicer and based on my knowledge and the compliance review conducted in preparing the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: Ocwen Loan Servicing, LLC.


     Dated: March 30, 2007

     /s/ Melissa Loiselle
     Signature

     Vice President
     Title





EX-33 (a)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
SECTION 1122(d)(2)(vi) and SECTION 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA

American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in
Section 1122(d)(2)(vi), Section 1122(d)(4)(xi) and Section 1122(d)(4)(xii) of Title 17, Section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes Section 1122(d)(4)(xii) of Title 17,
Section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with Section 1122(d)(2)(vi) and
Section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.

By: /s/ John Frobose
John Frobose
Senior Vice President

Date: February 23, 2007


(page)


ANNUAL CERTIFICATION

Re: Servicing-Related Activities subject to Regulation AB provided by American Security Insurance Company, Standard Guaranty Insurance Company and/or Safeco Financial Institution Solutions, Inc. (the "Vendor") to Ocwen Loan Servicing, LLC (the "Servicer")

I, John Frobose, a Senior Vice President of the Vendor, as a provider of certain servicing-related activities to the Servicer for the twelve month period ending December 31, 2006 (the "Reporting Period"), hereby certify to the Servicer, and its officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

1. I have reviewed the report on the assessment of the Vendor's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB that are applicable to the Vendor for the Reporting Period (the "Applicable Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Item 1122(d) of Regulation AB (the "Vendor Assessment"), and the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Item 1122(b) of Regulation AB for the Reporting Period (the "Attestation Report"), (collectively, the "Vendor Information");

2. Based on my knowledge, the Vendor Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, all of the Vendor Information required to be provided to the Servicer by the Vendor pursuant to Regulation AB has been provided to the Servicer;

4. I am responsible for reviewing the Applicable Servicing Criteria performed by the Vendor, and except as disclosed in the Vendor Assessment or the Attestation Report, the Vendor has fulfilled its obligations pursuant to Regulation AB in all material respects; and

5. The Vendor Assessment and the Attestation Report required to be provided to the Servicer have been provided to the Servicer. Any material instance of non-compliance described in such Vendor Assessment or Attestation Report has been disclosed to the Servicer. Any material instance of non-compliance with the Applicable Servicing Criteria has been disclosed in such Vendor Assessment or Attestation Report.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.

By: /s/ John Frobose
Name:  John Frobose
Title: Senior Vice President





EX-33 (b)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (c)
REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Sections 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations (the "CFR") applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for residential mortgage loan outsourcing customers for which the Asserting Party served as the residential tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.


FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.
By: First American Real Estate Solutions LLC
General Partner

/s/ Lucy A. Przybyla
Lucy A. Przybyla
Senior Vice President
February 28, 2007





EX-33 (d)
(logo) OCWEN

Certification Regarding Compliance with Applicable Servicing Criteria

1. Ocwen Loan Servicing, LLC ("Ocwen") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which Ocwen acted as servicer involving residential mortgage loans other than transactions closing prior to the effective date of Regulation AB (the "Platform") as set forth in Appendix B hereto;

2. Ocwen has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Ocwen elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, Ocwen used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Ocwen based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. Ocwen has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. Ocwen has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. Ocwen has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. Crowe Chizek and Company LLC, a registered public accounting firm, has issued an attestation report on Ocwen's assessment of compliance with the applicable servicing criteria for the Reporting Period.

March 8, 2007
Ocwen Loan Servicing, LLC


By: /s/ Ronald M. Faris
Name:  Ronald M. Faris
Title: President


(page)


APPENDIX A

                                                                                                              INAPPLICABLE
                                                                              APPLICABLE                       SERVICING
                        SERVICING CRITERIA                                SERVICING CRITERIA                    CRITERIA
                                                                                       Performed      Performed by
                                                                                           by        subservicer(s)       NOT
                                                                                        Vendor(s)     or vendor(s)    performed by
                                                                                       for which       for which      Ocwen or by
                                                                       Performed        Ocwen is        Ocwen is     subservicer(s)
                                                                        Directly          the           NOT the       or vendor(s)
                                                                           by         Responsible     Responsible     retained by
    Reference                        Criteria                             Ocwen           Party           Party           Ocwen

                          General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor         X
                 any performance or other triggers and events of
                 default in accordance with the transaction
                 agreements.

1122(d)(1)(ii)   If any material servicing activities are                  X
                 outsourced to third parties, policies and
                 procedures are instituted to monitor the third
                 party's performance and compliance with such
                 servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to                                                         X
                 maintain a back-up servicer for the pool assets
                 are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is        X
                 in effect on the party participating in the
                 servicing function throughout the reporting period
                 in the amount of coverage required by and
                 otherwise in accordance with the terms of the
                 transaction agreements.

                         Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the            X^1                               X^1
                 appropriate custodial bank accounts and related
                 bank clearing accounts no more than two business
                 days following receipt, or such other number of
                 days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of         X
                 an obligor or to an investor are made only by
                 authorized personnel

1122(d)(2)(iii)  Advances of funds or guarantees regarding                 X
                 collections, cash flows or distributions, and any
                 interest or other fees charged for such advances,
                 are made, reviewed and approved as specified in
                 the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as         X
                 cash reserve accounts or accounts established as
                 a form of overcollateralization, are separately
                 maintained (e.g., with respect to commingling of
                 cash) as set forth in the transaction agreements.



1122(d)(2)(v)    Each custodial account is maintained at a                 X
                 federally insured depository institution as set
                 forth in the transaction agreements. For purposes
                 of this criterion, "federally insured depository
                 institution" with respect to a foreign financial
                 institution means a foreign financial institution
                 that meets the requirements of Rule 13k-1(b)(1)
                 of the Securities Exchange Act.


(page)


                                                                                                              INAPPLICABLE
                                                                              APPLICABLE                       SERVICING
                        SERVICING CRITERIA                                SERVICING CRITERIA                    CRITERIA
                                                                                       Performed      Performed by
                                                                                           by        subservicer(s)       NOT
                                                                                        Vendor(s)     or vendor(s)    performed by
                                                                                       for which       for which      Ocwen or by
                                                                       Performed        Ocwen is        Ocwen is     subservicer(s)
                                                                        Directly          the           NOT the       or vendor(s)
                                                                           by         Responsible     Responsible     retained by
    Reference                        Criteria                             Ocwen           Party           Party           Ocwen

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent          X^2                               X^2
                 unauthorized access.

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis           X
                 for all asset-backed securities related bank
                 accounts, including custodial accounts and related
                 bank clearing accounts. These reconciliations are
                 (A) mathematically accurate; (B) prepared within
                 30 calendar days after the bank statement cutoff
                 date, or such other number of days specified in
                 the transaction agreements: (C) reviewed and
                 approved by someone other than the person who
                 prepared the reconciliation; and (D) contain
                 explanations for reconciling items. These
                 reconciling items are resolved within 90 calendar
                 days of their original identification, or such
                 other number of days specified in the transaction
                 agreements.

                         Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed         X^3
                 with the Commission, are maintained in accordance
                 with the transaction agreements and applicable
                 Commission requirements. Specifically, such
                 reports (A) are prepared in accordance with
                 timeframes and other terms set forth in the
                 transaction agreements; (B) provide information
                 calculated in accordance with the terms specified
                 in the transaction agreements; (C) are filed with
                 the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of pool assets serviced by the
                 Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and                X^3
                 remitted in accordance with timeframes,
                 distribution priority and other terms set forth
                 in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted              X^3
                 within two business days to the Servicer's
                 investor records, or such other number of days
                 specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor            X^3
                 reports agree with cancelled checks, or other form
                 of payment, on custodial bank statements.


(page)


                                                                                                              INAPPLICABLE
                                                                              APPLICABLE                       SERVICING
                        SERVICING CRITERIA                                SERVICING CRITERIA                    CRITERIA
                                                                                       Performed      Performed by
                                                                                           by        subservicer(s)       NOT
                                                                                        Vendor(s)     or vendor(s)    performed by
                                                                                       for which       for which      Ocwen or by
                                                                       Performed        Ocwen is        Ocwen is     subservicer(s)
                                                                        Directly          the           NOT the       or vendor(s)
                                                                           by         Responsible     Responsible     retained by
    Reference                        Criteria                             Ocwen           Party           Party           Ocwen

                             Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is                  X
                 maintained as required by the transaction
                 agreements or related mortgage loan documents.

1122(d)(4)(ii)   Pool asset and related documents are safeguarded          X
                 as required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the           X
                 asset pool are made, reviewed and approved in
                 accordance with any conditions or requirements in
                 the transaction agreements.

1122(d)(4)(iv)   Payments on pool assets, including any payoffs,           X^4                               X^4
                 made in accordance with the related pool asset
                 documents are posted to the Servicer's obligor
                 records maintained no more than two business days
                 after receipt, or such other number of days
                 specified in the transaction agreements, and
                 allocated to principal, interest or other items
                 (e.g., escrow) in accordance with the related pool
                 asset documents.

1122(d)(4)(v)    The Servicer's records regarding the pool assets          X
                 agree with the Servicer's records with respect to
                 an obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an         X
                 obligor's pool assets (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by
                 authorized personnel in accordance with the
                 transaction agreements and related pool asset
                 documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions                       X
                 (e.g., forbearance plans, modifications and
                 deeds in lieu of foreclosure, foreclosures and
                 repossessions, as applicable) are initiated,
                 conducted and concluded in accordance with the
                 timeframes or other requirements established
                 by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are                X
                 maintained during the period a pool asset is
                 delinquent in accordance with the transaction
                 agreements. Such records are maintained on at
                 least a monthly basis, or such other period
                 specified in the transaction agreements, and
                 describe the entity's activities in monitoring
                 delinquent pool assets including, for example,
                 phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed
                 temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return          X
                 for pool assets with variable rates are computed
                 based on the related pool asset documents.


(page)


                                                                                                              INAPPLICABLE
                                                                              APPLICABLE                       SERVICING
                        SERVICING CRITERIA                                SERVICING CRITERIA                    CRITERIA
                                                                                       Performed      Performed by
                                                                                           by        subservicer(s)       NOT
                                                                                        Vendor(s)     or vendor(s)    performed by
                                                                                       for which       for which      Ocwen or by
                                                                       Performed        Ocwen is        Ocwen is     subservicer(s)
                                                                        Directly          the           NOT the       or vendor(s)
                                                                           by         Responsible     Responsible     retained by
    Reference                        Criteria                             Ocwen           Party           Party           Ocwen

1122(d)(4)(x)    Regarding any funds held in trust for an obligor          X
                 (such as escrow accounts): (A) such funds are
                 analyzed, in accordance with the obligor's pool
                 asset documents, on at least an annual basis, or
                 such other period specified in the transaction
                 agreements; (B) interest on such funds is paid, or
                 credited, to obligors in accordance with
                 applicable pool asset documents and state laws;
                 and (C) such funds are returned to the obligor
                 within 30 calendar days of full repayment of the
                 related pool assets, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as            X^5                               X^5
                 tax or insurance payments) are made on or before
                 the related penalty or expiration dates, as
                 indicated on the appropriate bills or notices
                 for such payments, provided that such support has
                 been received by the Servicer at least 30 calendar
                 days prior to these dates, or such other number of
                 days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with             X^6                               X^6
                 any payment to be made on behalf of an obligor are
                 paid from the Servicer's funds and not charged to
                 the obligor, unless the late payment was due to
                 the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are            X^7                               X^7
                 posted within two business days to the obligor's
                 records maintained by the Servicer, or such other
                 number of days specified in the transaction
                 agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible              X
                 accounts are recognized and recorded in accordance
                 with the transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support,                                                                X
                 identified in Item 1114(a)(1) through (3) or
                 Item 1115 of Regulation AB, is maintained as set
                 forth in the transaction agreements.




1 Both Regulus Group LLC and Ocwen perform aspects of this servicing criteria. Regulus is responsible for depositing any checks received into the payment deposit account Ocwen is responsible for other forms of payments, and the sweeping of funds deposited in the payment deposit account to the appropriate deal level custodial bank accounts.

2 Assurant, Inc. and Ocwen each issue checks and maintain unissued checks. Assurant issues checks for the insurance advances, while Ocwen issues all other checks.

3 Ocwen has determined for purposes of assessing the servicing criteria listed in Items 1122(d)(3(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entity to which Ocwen provides the applicable information (i.e. Master Servicer, Trustee, etc.) and includes certificate and bond holders. Consequently, the information regarding such items provided herein relates to Ocwen's provision of such information to the entity who ultimately disseminates such information to the investors.

4 Regulus transmits a daily data file that represents payments received for the current day to Ocwen. Ocwen then loads the data file received from Regulus in its servicing system, which then applies the funds in accordance with the terms of the related transaction agreements.

5 Assurant, Inc. and First American Real Estate Solutions of Texas, L.P. ("First American") transmit daily data files for insurance and taxes, respectively, which represent payments received for the current day to Ocwen. Ocwen loads the data files into its servicing system, which records the disbursements in the system and then sends the applicable funds via mail or wire.

6 First American identifies late payments and includes them as part of the daily data transmissions. Ocwen identifies late payments in the data transmissions and credits to the borrower's applicable account on its servicing system. Ocwen also maintains control reports to identify any late payments not identified by First American.

7 First American transmits daily data files that represent disbursements required to be made by Ocwen. Ocwen loads the stat file into its servicing system and records the disbursements on the system.


(page)


APPENDIX B



                      Deal Name

ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP2

ACE Securities Corp. Home Equity Loan Trust, Series 2006-SL1

ACE Securities Corp. Home Equity Loan Trust, Series 2006-SL2

ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP3

ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP4

ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP5

ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP6

ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASL1

ACE Securities Corp. Home Equity Loan Trust, Series 2006-HE1

ACE Securities Corp. Home Equity Loan Trust, Series 2006-HE2

ACE Securities Corp. Home Equity Loan Trust, Series 2006-HE3

ACE Securities Corp. Home Equity Loan Trust, Series 2006-HE4

ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD1

ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD2

ACE Securities Corp. Home Equity Loan Trust, Series 2006-SD3

ACE Securities Corp. Home Equity Loan Trust, Series 2006-SL3

BanCap Asset Securitization Issuance Corporation, Mortgage Loan Asset Backed Certificates, Series 2006-1

Bravo Mortgage Asset Backed Pass-Through Certificates, Series 2006-1

Citigroup Mortgage Loan Trust Inc. Asset-Backed Pass-Through Certificates, Series 2006-HE3

CS Home Equity Mortgage Trust Series 2006-3

CS Home Equity Mortgage Trust Series 2006-4

CS Home Equity Mortgage Trust Series 2006-5

CSFB Home Equity Asset Trust 2006-2

CS Home Equity Mortgage Trust Series 2006-1

CS Home Equity Mortgage Trust Series 2006-2

Credit Suisse Seasoned Loan Trust 2006-1

GSAA Home Equity Trust 2006-S1

GSAMP Trust 2006-NC2

GSAMP Trust 2006-S2

GSAMP Trust 2006-S3

GSAMP Trust 2006-S4

GSAMP Trust 2006-S5

GSAMP Trust 2005-S6

GSAMP Trust 2006-SD2

GSAMP Trust 2006-SD3

GSAMP Trust 2006-SEA1

GSRPM Mortgage Loan Trust 2006-2


(page)



                      Deal Name

MASTR Asset Backed Securities Trust 2006-AM1

MASTR Asset Backed Securities Trust 2006-AM3

Nomura Asset Acceptance Corporation Series 2006-S1

Nomura Asset Acceptance Corporation Series 2006-S2

Nomura Asset Acceptance Corporation Series 2006-S3

Nomura Asset Acceptance Corporation Series 2006-S4

Nomura Asset Acceptance Corporation Series 2006-S5

Nomura Home Equity Loan, Inc., Series 2006-HE1

Nomura Home Equity Loan, Inc., Series 2006-HE2

Nomura Home Equity Loan, Inc., Series 2006-HE3

Renaissance Home Equity Loan Trust 2006-1

Renaissance Home Equity Loan Trust 2006-2

Renaissance Home Equity Loan Trust 2006-3

Renaissance Home Equity Loan Trust 2006-4

ResMAE Asset Backed Pass-Through Certificates, Series 2006-1

Structured Asset Investment Loan Trust Mortgage Pass-Through Certificates, Series 2006-4

Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2006-S2

Soundview Home Loan Trust 2007-EQ2

Soundview Home Loan Trust 2006-NLC1





EX-33 (e)
(logo) REGULUS

Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. Section 229.1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in
     Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.

/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT  NAPA, CA  94558  TEL: 707.254.4000  FAX: 707.254.4070
REGULUSGROUP.COM


(page)


(logo) REGULUS

Management's Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. Section 229.1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in
     Item 1122(d) of Regulation AB.

/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT  NAPA, CA  94558  TEL: 707.254.4000  FAX: 707.254.4070
REGULUSGROUP.COM


(page)


(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Item 1123

Pursuant to Item 1123 of Regulation AB, a review of the Regulus' activities during the year ended December 31, 2006 (the "Reporting Period") and of its performance under the servicing agreement between Regulus and Ocwen Mortgage (the "Servicing Agreement") has been made under the undersigned officer's supervision. To the best of such officer's knowledge, based on such review, Regulus has fulfilled its obligations under the Servicing Agreement in all material respects throughout the Reporting Period.

/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT  NAPA, CA  94558  TEL: 707.254.4000  FAX: 707.254.4070
REGULUSGROUP.COM





EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Fascimile (678) 419 1239
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assurant, Inc.:


We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122(d)(1)(iv), 1122(d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may


1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

Atlanta, Georgia
February 23, 2007


2





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Ross Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facsimile (214) 754 7991
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors of The First American Corporation:

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance of noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.

/s/ Pricewaterhousecoopers LLP

February 28, 2007





EX-34 (d)
(logo) Crowe
Crowe Chizek and Company LLC
Member Horwath International




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Audit Committee
Ocwen Loan Servicing, LLC
West Palm Beach, Florida


We have examined management's assertion, included in the accompanying report, that Ocwen Loan Servicing, LLC (the Company) complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the Residential Mortgage Loans Platform (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(1)(iii) and 1122(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. The Platform consists of the asset-backed transactions and securities defined by management in Appendix B of Management's Report. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States), and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion referred to above is fairly stated, in all material respects, based on the aforementioned applicable servicing criteria.


/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC


Fort Lauderdale, Florida
March 8, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499

Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Philadelphia, PA
February 22, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
(logo) OCWEN


ANNUAL SERVICER COMPLIANCE STATEMENT
PURSUANT TO ITEM 1123 OF REGULATION AB

March 8, 2007

RE: MABS 2006-AM1

For the fiscal year ended December 31, 2006 (the "Reporting Period"), Ocwen Loan Servicing, LLC ("OLS") furnishes this annual servicer compliance statement pursuant to Item 1123 of Regulation AB, indicating its compliance with the servicing standards of the Securities & Exchange Commission as set forth in Regulation AB, 17 CFR Section 229.1100, et seq., ("Regulation AB"). In this regard, I make the following representations, which are true to the best of my knowledge and belief in all material respects.

1. A review of the servicing activities of OLS during the Reporting Period, and of its performance under the Pooling and Servicing Agreement Dated as of February 1, 2006 (the "Agreement"), has been performed under my supervision.

2. To the best of my knowledge, based on this review, OLS has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

By: /s/ Ronald M. Faris
Name:  Ronald M. Faris
Title: President


Ocwen Loan Servicing LLC
1661 Worthington Road Suite 100
Centrepark West
West Palm Beach, FL 33409





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 24, 2007

Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Statement As To Compliance for MASTR Asset Backed Securities Trust 2006-AM1

Per Section 3.20 of the Pooling and Servicing Agreement, dated as of 2/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of the party during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision.

(ii) To the best of such officers' knowledge, based on such review, the party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.

Certified By:
/s/ Barry Akers
Barry Akers
Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)

Schedule A

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884.2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 24, 2007

Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Statement As To Compliance for MASTR Asset Backed Securities Trust 2006-AM1

Per Section 3.20 of the Pooling and Servicing Agreement, dated as of 2/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trust Administrator), hereby certifies the following for the 2006 calendar year or portion thereof;

(i) A review of the activities of the party during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision.

(ii) To the best of such officers' knowledge, based on such review, the party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.



Certified By:
/s/ Barry Akers
Barry Akers
Vice President



Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.